Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 1997-08-13
CIK 928541

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month period ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         8

PART II.    OTHER INFORMATION                                                                   10


SIGNATURES                                                                                      11

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,189       $        1,170
              Nonoperating interests income receivable                                         51,329               47,897
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        52,518               49,067
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,814,653            2,790,777
         Less-Accumulated amortization                                                     (1,189,582)            (999,033)
                                                                                       ---------------     ----------------
                                                                                            1,625,071            1,791,744
                                                                                       ---------------     ----------------
                                                                                       $    1,677,589       $    1,840,811
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $       74,742       $        4,143
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,602,847            1,836,668
                                                                                       ---------------     ----------------
                                                                                       $    1,677,589       $    1,840,811
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        53,231   $       106,301  $       136,053   $       207,545
   Interest income                                         15                15               20                20
                                              ---------------   ---------------  ---------------   ---------------
                                                       53,246           106,316          136,073           207,565
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        38,016            40,681          190,549            98,765
   General and administrative                          11,768            14,808           25,963            28,507
                                              ---------------   ---------------  ---------------   ---------------
                                                       49,784            55,489          216,512           127,272
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         3,462   $        50,827  $       (80,439)  $        80,293
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $          (.03)  $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (80,439)         $        80,293
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     190,549                   98,765
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (3,432)                  48,558
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                 (124,750)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              106,678                  102,866
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (23,876)                 (20,787)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   31,019
    Increase (decrease) in payable related to excess costs                              70,599                       --
                                                                               ---------------          ---------------
    Net cash provided by (used in) investing activities                                 46,723                   10,232
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (153,382)                (113,079)
                                                                                 --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        19                       19
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,170                    1,113
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,189          $         1,132
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          746          $           857
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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 50 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $33,877 or 25 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 26 percent or $.60/MCF and in oil prices of 12 percent or $2.23/BBL had a significant impact on partnership performance. Declines in gas and oil volumes of 11 percent and 8 percent, respectively, further contributed to the revenue declines.

     Associated amortization expense decreased 7 percent or $2,665.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests declined 34 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $51,097 or 18 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 27 percent in gas production and 12 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 3 percent or $.46/BBL partially offset the production declines.

      Associated amortization expense declined 22 percent or $21,983.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 for $113,767 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY PENSION
                                           PARTNERS 1994-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer