Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 1997-11-13
CIK 928541

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                  PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,205       $        1,170
              Nonoperating interests income receivable                                         80,696               47,897
                                                                                       --------------       --------------
                   Total Current Assets                                                        81,901               49,067
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,818,762            2,790,777
         Less-Accumulated amortization                                                     (1,234,398)            (999,033)
                                                                                       --------------       --------------
                                                                                            1,584,364            1,791,744
                                                                                       --------------       --------------
                                                                                       $    1,666,265       $    1,840,811
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $       89,047       $        4,143
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,577,218            1,836,668
                                                                                       --------------       --------------
                                                                                       $    1,666,265       $    1,840,811
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997               1996
                                              --------------    ---------------  --------------    ---------------
REVENUES:
   Income from nonoperating interests         $        82,363   $       101,097  $       218,416   $       308,641
   Interest income                                         16                14               35                33
                                              ---------------   ---------------  ---------------   ---------------
                                                       82,379           101,111          218,451           308,674
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        44,816            41,168          235,365           139,933
   General and administrative                           9,236            13,367           35,198            41,872
                                              ---------------   ---------------  ---------------   ---------------
                                                       54,052            54,535          270,563           181,805
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        28,327   $        46,576  $       (52,112)  $       126,869
                                              ===============   ===============  ===============   ===============




Limited Partners' net income (loss)
   per unit                                   $           .01   $           .02  $          (.02)  $           .05
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ---------------------------------------
                                                                                      1997                         1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (52,112)         $       126,869
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     235,365                  139,933
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (32,799)                  35,470
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                 (125,094)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     150,454                  177,178
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (27,985)                 (28,531)
    Proceeds from sales of nonoperating in oil
      and gas properties                                                                    --                   30,920
    Increase (decrease) in payable related to excess costs                              84,904                       --
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                      56,919                    2,389
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (207,338)                (179,534)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        35                       33
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,170                    1,113
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,205          $         1,146
                                                                                ==============         ================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        1,547          $           857
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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 19 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $18,220 or 13 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 14 percent or $.34/MCF in gas prices and 20 percent or $4.00/BBL in oil prices had a significant impact on partnership performance. Current quarter gas production increased 7 percent when compared to third quarter 1996 gas production, partially offsetting the effect of the decreased oil and gas prices.

      Associated amortization expense increased 9 percent or $3,648.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 29 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $69,317 or 16 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 16 percent in gas production and 7 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 5 percent or $.11/MCF further contributed to the decreased revenues.

      Associated amortization expense declined 13 percent or $18,335.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 for $113,767 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1994-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1997        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer