Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 1998-03-25
CIK 928541

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _______________


                         Commission File number 0-25948


                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                      76-0431884
(State of Organization)                (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-37983            Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.

ITEM NO.                    PART I                                 PAGE
                                                                   ----
   1       Business                                                I-1
   2       Properties                                              I-5
   3       Legal Proceedings                                       I-7
   4       Submission of Matters to a Vote of
             Security Holders                                      I-7


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership since the date of the Np/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 37% net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Rancho Viejo Field is located in Webb County, Texas (Cox acquisition) and accounts for 26% of this Partnership's value. The wells in this field produce natural gas and condensate from the Lobo formation.

         2. The Chunchula Unit is located in Mobile County, Alabama, (Parker and Parsley acquisition) and produces from the Smackover horizon. This unit represents 16% of this Partnership's value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                            Net Production
                                 ------------------------------------
                                          For the Years Ended
                                             December 31,
                                 ------------------------------------
                                   1997          1996          1995
                                 -------        -------       -------
Net Volumes (Equivalent MCFs)    162,265        186,132       246,686

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                $1.59          $1.89         $0.96

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -----------------------------------------------------------------------------
                                            1997                          1996                        1995
                                    ---------------------       ---------------------       ---------------------
                                                 Natural                     Natural                     Natural
                                      Oil          Gas            Oil          Gas           Oil           Gas
                                    -------      --------       -------      --------       -------      --------
                                    (BBLS)        (MMCF)         (BBLS)       (MMCF)         (BBLS)       (MMCF)
Proved developed
   reserves at end of year           62,596           863        69,361           949       110,068         1,116
                                    -------         -----       -------         -----       -------         -----
Proved reserves
   Balance at beginning
     of year                        129,443         1,372       156,683         1,612       199,210         1,813

   Extensions, discoveries
     and other additions                 --            --            --            --            --            --

   Revisions of previous
     estimates                        7,326           (10)      (13,075)         (108)      (23,663)          (68)

   Sales of minerals in
     place                               --            --        (2,413)          (15)           --            --

   Production                       (11,187)          (95)      (11,752)         (117)      (18,864)         (133)
                                    -------         -----       -------         -----       -------         -----

   Balance at end of year           125,582         1,267       129,443         1,372       156,683         1,612
                                    -------         -----       -------         -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                    Natural                   Wells
                                                         Oil         Gas             -----------------------
Acquisition                State(s)                     (BBLS)      (MMCF)           Gross             Net
-----------                ---------                    ------      -------          ------          -------
Genesis                    TX                            6,185          38               15             0.154
Corexcal                   LA                              973          77               28             0.036
Cox Exploration            TX                           11,138         582               52             0.761
L L & E                    AL, MS                       59,153         104               19             0.357
Camterra                   MS                            9,118           9               19             0.289
Parker & Parsley           AL, LA                       39,015         457               41             0.077
                                                       -------       -----             ----             -----
                                                       125,582       1,267              174             1.674
                                                       -------       -----             ----             -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 266 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $198,300 and $233,900, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995 and the period from inception (April 20, 1994) through December 31, 1994, should be read in conjunction with the financial statements included in
Item 8:

                                        1997               1996              1995              1994
                                   -------------      --------------     ------------      ------------
          Revenues                 $    297,942      $       407,200     $     282,599     $    406,386
          Income                   $    (26,505)     $       169,413     $     (31,579)    $   (240,632)
          Total Assets             $  1,634,500      $     1,840,811     $   2,045,105     $  2,275,372
          Cash Distributions       $    267,214      $       248,696     $     322,818     $    124,743
          Long Term Obligation     $         --      $            --     $          --     $         --
          Interest Holders' Net
           Income (Loss)Per SDI    $        .01      $          (.04)    $        (.03)    $       (.23)
          Interest Holder's
           Cash Distribution
           Per SDI                 $        .09      $           .08     $         .11     $        .04


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $302,867, $281,564 and $421,752 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $35,591, $63,382 and $101,270, respectively. Cash distributions to partners totaled $267,214, $248,696 and $322,818 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 27 percent in 1997 over 1996. Oil and gas sales decreased 16 percent in 1997 vs. 1996. Production volumes decreased 13 percent due to an 18 percent gas production decrease and a 5 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. A decline in the 1997 oil prices of 9 percent or $1.80/BBL further contributed to the Partnership's decreased revenues.

         Total amortization expense for 1997 increased 48 percent or $88,488 when compared to 1996. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 14 percent or $25,279 in 1997 when compared to 1996, relating to the 13 percent decrease in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


         The partnership recorded an additional provision in amortization in 1997 of $113,767, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         Income from nonoperating interests increased 44 percent in 1996 over 1995. Oil and gas sales increased 5 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 60 percent or $.95/MCF and an increase in oil prices of 28 percent or $4.30/BBL. Production volumes decreased 25 percent due to a 38 percent oil production decrease and a 13 percent gas production decline. The partnership's sale of several low value properties had an impact on partnership performance.The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 decreased 27 percent or $69,107 when compared to 1995. The normal amortization expense decreased 14 percent or $29,992 in 1996 when compared to 1995, relating to the 25 percent decrease in production volumes. The additional provision in 1995 was $39,115.

         During 1998, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998, regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name              Age           Swift and Other Companies
         ---               ---           -------------------------
                                    DIRECTORS

A. Earl Swift              64       Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift            69       Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans            66       Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen            73       Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery        62       Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        49       Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow          70       Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift             42       President, Chief Operating Officer

John R. Alden              52       Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent           50       Senior Vice President - Funds Management

James M. Kitterman         53       Senior Vice President - Operations

Joe A. D'Amico             49       Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.     40       Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                PAGE NO.
                                                                   --------
               Report of Independent Public Accountants              IV-3

               Balance Sheets as of December 31, 1997 and 1996       IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                   IV-5

               Statements of Partners' Capital for years ended
                  December 31, 1997, 1996 and 1995                   IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                   IV-7

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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.


       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Pension Partners 1994-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1994-A, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1994-A, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,232       $        1,170
              Nonoperating interests income receivable                                         77,116               47,897
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        78,348               49,067
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,826,368            2,790,777
         Less-Accumulated amortization                                                     (1,270,216)            (999,033)
                                                                                       ---------------     ----------------
                                                                                            1,556,152            1,791,744
                                                                                       ---------------     ----------------
                                                                                       $    1,634,500       $    1,840,811
                                                                                        ==============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       91,551       $        4,143
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,635,723 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,519,068            1,815,353
         General Partners' Capital                                                             23,881               21,315
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,542,949            1,836,668
                                                                                       ---------------     ----------------
                                                                                       $    1,634,500       $    1,840,811
                                                                                        ==============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996             1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       297,880  $       407,143   $       282,539
   Interest income                                                           62               57                60
                                                                ---------------  ---------------   ---------------
                                                                        297,942          407,200           282,599
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                               157,416          182,695           212,687
         Additional provision                                           113,767               --            39,115
   General and administrative                                            53,264           55,092            62,376
                                                                ---------------  ---------------   ---------------
                                                                        324,447          237,787           314,178
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       (26,505) $       169,413   $       (31,579)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     1,929,623   $        20,558  $       320,167     $    2,270,348

Income (Loss)                                         (69,001)           32,342            5,080            (31,579)

Cash Distributions                                   (289,300)          (33,518)              --           (322,818)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,571,322            19,382          325,247          1,915,951
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         112,157            52,329            4,927            169,413

Cash Distributions                                   (198,300)          (50,396)              --           (248,696)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,485,179            21,315          330,174          1,836,668
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          15,627            35,880          (78,012)           (26,505)

Cash Distributions                                   (233,900)          (33,314)              --           (267,214)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     1,266,906   $        23,881  $       252,162     $    1,542,949
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1995                                    $          (.03)
                                              ================
      1996                                    $           .04
                                              ================
      1997                                    $           .01
                                              ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       (26,505)  $       169,413  $       (31,579)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       271,183           182,695          251,802
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (29,219)           54,467           77,399
        Increase (decrease) in accounts payable                                           87,408          (125,011)         124,130
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    302,867           281,564          421,752
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (35,591)          (63,382)        (101,270)
    Proceeds from sales of nonoperating interests in oil and gas properties                   --            30,571            2,396
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (35,591)          (32,811)         (98,874)
                                                                                 ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (267,214)         (248,696)        (322,818)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          62                57               60
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,170             1,113            1,053
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         1,232   $         1,170  $         1,113
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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective April 20, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $35,591, $63,382 and $101,269, respectively.

         During 1997 and 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $113,767 and $39,115, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1997 and 1995, resulting in a valuation allowance of $30,876 and $37,138, respectively. This amount is included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During  1997,  1996 and  1995,  the  Partnership  paid  Swift  $39,536,
$39,536, and $46,125, respectively, as a general and administrative overhead allowance.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $3,332 in 1997, $4,680 in 1996 and $2,851 in 1995 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $224,200, $315,757 and $190,774, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1994-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1994-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY PENSION PARTNERS 1994-A, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director