Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 1998-08-14
CIK 928541

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month period ended June 30, 1998 and 1997                         5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                8

PART II.    OTHER INFORMATION                                                          10


SIGNATURES                                                                             11

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,254       $        1,232
              Nonoperating interests income receivable                                         26,597               77,116
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         27,851               78,348
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,002,273            2,826,368
         Less-Accumulated amortization                                                     (1,739,491)          (1,270,216)
                                                                                       ---------------     ----------------
                                                                                            1,262,782            1,556,152
                                                                                       ---------------     ----------------
                                                                                       $    1,290,633       $    1,634,500
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      257,978       $       91,551
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,635,723 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,014,190            1,519,068
         General Partners' Capital                                                             18,465               23,881
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,032,655            1,542,949
                                                                                       ---------------     ----------------
                                                                                       $    1,290,633       $    1,634,500
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        25,703   $        53,231  $        80,814   $       136,053
   Interest income                                         16                15               22                20
                                              ---------------   ---------------  ---------------   ---------------
                                                       25,719            53,246           80,836           136,073
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       326,339            38,016          469,275           190,549
   General and administrative                          11,851            11,768           22,211            25,963
                                              ---------------   ---------------  ---------------   ---------------
                                                      338,190            49,784          491,486           216,512
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (312,471)  $         3,462  $      (410,650)  $       (80,439)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.12)  $            --  $          (.16)  $          (.03)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (410,650)         $       (80,439)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     469,275                  190,549
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 50,519                   (3,432)
        Increase (decrease) in accounts payable                                        166,427                   70,599
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              275,571                  177,277
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (175,905)                 (23,876)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (99,644)                (153,382)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        22                       19
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,232                    1,170
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,254          $         1,189
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $        3,606          $           746
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

Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $275,571 and $177,277 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $99,644 and $153,382 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 52 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $29,145 or 29 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 43 percent or $7.28/BBL. The decrease in oil prices had a significant impact on partnership performance. Also, oil production decreased 27 percent and gas production declined 7 percent, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 18 percent or $.32/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 758 percent or $288,323 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 10 percent or $3,675 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 of $291,998 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 41 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $78,940 or 34 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 44 percent or $8.32/BBL and in gas prices of 14 percent or $.34/MCF, had a significant impact on partnership performance. Also, current period oil and gas production declined 16 percent and 7 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues.

      Total amortization expense for the first six months of 1998 increased 146 percent or $278,726 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 8 percent or $6,190 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 and 1997 of $398,363 and $113,767 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1994-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer