Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 1999-05-11
CIK 928541

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          12


SIGNATURES                                                             13

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,304       $        1,299
              Nonoperating interests income receivable                                         40,085               36,309
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         41,389               37,608
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,989,443            3,028,758
         Less-Accumulated amortization                                                     (2,193,019)          (2,172,331)
                                                                                       ---------------      ---------------
                                                                                              796,424              856,427
                                                                                       ---------------      ---------------
                                                                                       $      837,813       $      894,035
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      266,615       $      314,344
                                                                                       ---------------      ---------------

         Interest Holders' Capital (2,635,723 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             547,851              560,231
         General Partners' Capital                                                             23,347               19,460
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     571,198              579,691
                                                                                       ---------------      ---------------
                                                                                       $      837,813       $      894,035
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999                1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        35,391   $        55,111
             Interest income                                                                   6                 6
                                                                                 ---------------   ---------------
                                                                                          35,397            55,117
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
                Normal provision                                                          20,688            36,251
                Additional provision                                                          --           106,685
             General and administrative                                                   13,302            10,360
                                                                                 ---------------   ---------------
                                                                                          33,990           153,296
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         1,407   $       (98,179)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $          (.04)
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                       1999                   1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $          1,407        $       (98,179)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        20,688                142,936
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (3,776)                23,818
        Increase (decrease) in accounts payable                                          (47,729)                (3,435)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                     (29,410)                65,140
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (8,184)               (10,313)
        Proceeds from sale of nonoperating interests in oil and gas properties            47,499                     83
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        39,315                (10,230)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                    (9,900)               (54,904)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                      6
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,299                  1,232
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,304        $         1,238
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(29,410) and $65,140 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $47,499 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $9,900 and $54,904 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 36 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $19,540 or 24 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, due to normal production decline from the partnership's wells and lower gas and oil prices. Current quarter gas and oil production declined 9 percent and 18 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices declined 19 percent or $.37 to an average $1.62/MCF while oil prices declined 7 percent or $.74/BBL to an average $10.49/BBL for the quarter.

      Corresponding production costs per equivalent MCF decreased 8 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 19 percent.

      Total amortization expense for the first quarter of 1999 decreased 86 percent or $122,248 when compared to the first quarter 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 43 percent or $15,563 in the first quarter of 1999 when compared to the first quarter of 1998, relating to the decrease in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in amortization for the first quarter in 1998 of $106,685 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1999            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer