Form 10-Q
period 2000-03-31
SWIFT ENERGY PENSION PARTNERS 1994-A LTD
filed 2000-05-15
CIK 928541

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                  -------   -------

                         Commission File Number: 0-25948

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
             (Exact name of registrant as specified in its charter)

           Texas                                         76-0431884
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of organization)

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

Yes  X      No
   ------     ------

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                         PAGE

      ITEM 1.    Financial Statements

            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                                           3

            Balance Sheet

                - December 31, 1999                                                                        4

            Statement of Changes in Net Assets in Process of Liquidation

                - For the period from February 1, 2000 to March 31, 2000                                   5

            Statements of Operations

                - One month period ended January 31, 2000 and three month period ended March 31, 1999      6

            Statements of Cash Flows

                - One month period ended January 31, 2000 and three month period ended March 31, 1999      7

            Notes to Financial Statements                                                                  8

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                                                  11

PART II.    OTHER INFORMATION                                                                             13

SIGNATURES                                                                                                14

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                   (Unaudited)

                                                                                  March 31,
                                                                                    2000
                                                                                -----------
ASSETS:
     Cash and cash equivalents                                                  $     1,129
     Nonoperating interests income receivable                                        22,932
     Nonoperating interests in oil and gas properties                             1,216,069
                                                                                -----------
          Total Assets                                                            1,240,130
                                                                                -----------

LIABILITIES:

     Accounts Payable                                                                 3,957
                                                                                -----------
           Total Liabilities                                                          3,957
                                                                                -----------
      Net Assets in Process of Liquidation                                      $ 1,236,173
                                                                                ===========


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                                  BALANCE SHEET

                                                                                December 31,
                                                                                   1999
                                                                                -----------
ASSETS:
Current Assets:
     Cash and cash equivalents                                                  $    19,720
     Nonoperating interests income receivable                                        25,865
                                                                                -----------
          Total Current Assets                                                       45,585
                                                                                -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                       1,743,955
Less-Accumulated amortization                                                    (1,336,236)
                                                                                -----------
                                                                                    407,719
                                                                                -----------
                                                                                $   453,304
                                                                                ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                           $    12,243
                                                                                -----------

Interest Holders' Capital (2,635,723 Interest Holders'
                             SDIs; $1.00 per SDI)                                   416,314
     General Partners' Capital                                                       24,747
                                                                                -----------
           Total Partners' Capital                                                  441,061
                                                                                -----------
                                                                                $   453,304
                                                                                ===========


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
             FOR THE PERIOD FROM FEBRUARY 1, 2000 TO MARCH 31, 2000
                                   (Unaudited)

LIQUIDATION TRANSACTIONS:
     Increase (decrease) in net assets resulting from -
          Sales of oil and gas properties                                       $      (146)
          Net changes in other assets and liabilities
                                                                                    (43,914)
                                                                                -----------
                                                                                    (44,060)
                                                                                -----------


OPERATIONS:

     Income from nonoperating interests                                         $    15,058
     General and administrative costs                                               (11,907)
                                                                                -----------
                                                                                      3,151
                                                                                -----------

FINANCING:

     Interest income                                                            $        86
     Interest expense                                                                    --
                                                                                -----------

     Change in Net Assets                                                           (40,823)
     Net Assets in Process of Liquidation at February 1, 2000                     1,195,350
                                                                                -----------
     Net Assets in Process of Liquidation at March 31, 2000                     $ 1,236,173
                                                                                ===========

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 One Month     Three Months
                                                                                   Ended           Ended
                                                                                January 31,       March 31,
                                                                                   2000            1999
                                                                                -----------     -----------
REVENUES:
     Income from nonoperating interests                                         $     7,764     $    35,391
     Interest income                                                                     43               6
                                                                                -----------     -----------
                                                                                      7,807          35,397
                                                                                -----------     -----------

COSTS AND EXPENSES:

     Amortization                                                                     1,833          20,688
     General and administrative                                                       3,250          13,302
                                                                                -----------     -----------
                                                                                      5,083          33,990
                                                                                -----------     -----------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting                                         $     2,724     $     1,407
                                                                                -----------     -----------

Effect Of Adoption Of Liquidation
     Basis Of Accounting                                                            762,066              --
                                                                                -----------     -----------
Income (Loss)                                                                   $   764,790     $     1,407
                                                                                ===========     ===========

Interest Holders' net income (loss)
     per SDI

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting                                         $        --     $        --
                                                                                ===========     ===========
     Effect of Adoption of Liquidation
     Basis of Accounting                                                        $      0.25     $        --
                                                                                ===========     ===========
     Income (Loss)                                                              $      0.25     $        --
                                                                                ===========     ===========


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 One Month     Three Months
                                                                                   Ended           Ended
                                                                                January 31,      March 31,
                                                                                   2000            1999
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                              $   764,790     $     1,407
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting                    (762,066)             --
          Amortization                                                                1,833          20,688
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable        4,703          (3,776)
               Increase (decrease) in accounts payable                               (6,070)        (47,729)
                                                                                -----------     -----------
          Net cash provided by (used in) operating activities                         3,190         (29,410)
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to nonoperating interests in oil and gas properties                   (3,673)         (8,184)
     Proceeds from sales of nonoperating interests in oil and gas properties             --          47,499
                                                                                -----------     -----------
          Net cash provided by (used in) investing activities                        (3,673)         39,315
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                 (10,501)         (9,900)
                                                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (10,984)              5
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     19,720           1,299
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     8,736     $     1,304
                                                                                ===========     ===========


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The interest holders of the Partnership approved the dissolution of the Partnership on February 15, 2000. As a result, the Partnership has changed its basis of accounting, effective February 1, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $762,066.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

      In December 1999, the Managing General Partner informed the interest holders of a proposal to sell all of the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on February 15, 2000.

      Of the total SDIs held by the interest holders, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to February 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties and during liquidation from the sale of nonoperating interests in oil and gas properties. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $2,441 and $(29,410) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $47,499 for the three months ended March 31, 1999. Cash distributions totaled $10,501 and $9,900 for the three months ended March 31, 2000 and 1999, respectively.

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

      After sale of all its nonoperating interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                   SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      As a result of the interest holders' approval of the liquidation of the Partnership, the Partnership has changed its basis of accounting, effective February 1, 2000, from the historical cost basis to the liquidation basis. During the process of liquidating the Partnership, the Partnership continued its operations which primarily consisted of the production and sale of oil and gas from producing properties. Under the liquidation basis of accounting, the Partnership's financial results from these operations are included in the Statement of Changes in Net Assets in Process of Liquidation for the period from February 1, 2000, to March 31, 2000. The Partnership's results from its oil and gas operations presented herein are on a combined basis for the 2000 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

      Income from nonoperating interests decreased 36 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales declined $18,130 or 29 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999 primarily due to decreased oil and gas production as a result of property sales during 1999. Current quarter production volumes decreased 68 percent as oil and gas production declined 39 percent and 86 percent, respectively, when compared to first quarter 1999 production volumes. Oil prices increased 125 percent or $13.13/BBL to an average of $23.62/BBL and gas prices increased 50 percent or $0.81/MCF to an average of $2.43/MCF for the quarter. Increased oil and gas prices helped offset the effect of decreased production.

      The partnership's sale of several properties in 1999 had a significant impact on the partnership's production decline and performance. Substantially all of the total production decline for the partnership in the first quarter of 2000 when compared to the corresponding quarter in 1999 was related to property sales. Revenues in the first quarter of 1999 attributable to the properties subsequently sold in 1999 comprised 64 percent of the total revenues in the first quarter.

      Corresponding production costs per equivalent MCF increased 210 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs decreased 2 percent.

      Total amortization expense decreased 73 percent or $15,189 in 2000 compared to first quarter 1999, related to the decline in production volumes.

      During 2000, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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

                                           SWIFT ENERGY PENSION
                                           PARTNERS 1994-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     May 8, 2000           By:        /s/ John R. Alden
          -----------                      -------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 8, 2000           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer